Form 10-K405
period 1996-12-31
MAY DRILLING PARTNERSHIP 1984-2
filed 1997-03-13
CIK 739646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                           Name of each exchange
Title of each class                                         on which registered
     None                                                                  None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
 No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                       DOCUMENTS INCORPORATED BY REFERENCE:



                                                         Part of Form 10-K into
Document                                               which it is incorporated

The General Partnership Agreement and the Limited
Partnership Agreement filed as an Exhibit to
Registration Statement No. 0-89194                                      Part IV

                                     PART I


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

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1997, HPI employed 127 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1996, all such required contributions had been accrued.

Participation in Expenses and Revenues

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                                              Drilling               General
                                                            Partnership              Partner

Abandonment expenses (1)                                        99%                     1%
Noncapital expenses                                             99%                     1%
Direct expenses                                                 99%                     1%
Lease acquisition expenses                                                             100%
Capital expenses                                                                       100%
Oil and gas revenues                                            (2)                    (2)
Operating expenses                                              (2)                    (2)
Special projects                                                (2)                    (2)
General and administrative overhead                             (2)                    (2)

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





                                            1996               1995               1994
                                           ------             ------             -----

Limited Partner                            68.4%              68.6%              68.8%
General Partner                            31.6%              31.4%              31.2%

In 1997 the sharing ratio will be 68.2% to the limited partner and 31.8% to the general partner.

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

Significant Customers

For the years ended December 31, 1996, 1995 and 1994 purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership.


                                            1996               1995               1994
                                           ------             ------             -----

Conoco Inc.                                 56%                72%                60%
TXG Gas Marketing                           30%
Koch Oil Company                                                                  20%

Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

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

The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Natural gas accounts for 67% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1996.

Significant Prospect

At December 31, 1996, the following prospect accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1996 reserve report prepared by HPI's petroleum engineers.

Montet Prospect. The Montet prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well (the Freddie Aker) and has estimated remaining net proved reserves of 33,000 bbls of oil and 345,000 mcf of gas as of December 31, 1996. The Limited Partnership's working interest in this well is 13.1%. The prospect produces from one zone, the Bol Mex 3 formation at 15,275 feet.


ITEM 3  -     LEGAL PROCEEDINGS

For a description of legal proceedings affecting The Limited Partnership, please refer to Item 8--Note 4.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1996.


                                                      PART II


ITEM 5 -      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

     b) As of December 31, 1996, there were approximately 731 holders of record of partnership interests in the Drilling Partnership.

     c) Distributions paid by the Limited Partnership were as follows (in thousands):


                              General            Limited
                              Partner            Partner

       1996                      $524             $1,078
       1995                       336                676
       1994                       428                894

ITEM 6 - SELECTED FINANCIAL DATA


                                                                For the Limited Partnership
                                                          As of or for the Year Ended December 31,
                                                         -----------------------------------------
                                        1996              1995              1994              1993              1992
                                       ------            ------            ------            ------            -----
                                                                       (In thousands)

Total revenues                               $2,010           $1,170            $1,446            $1,110            $1,696
Oil and gas revenues                          1,996            1,156             1,437             1,101             1,688
Net income                                    1,796              988             1,270               921             1,363
Working capital                                 806              580               577               603             1,035
Total assets                                    818              597               591               618             1,082
Partners' capital                               806              580               577               603             1,066


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1996 and 1995 are summarized as follows:


                                                             1996               1995
                                                            ------             -----
                                                                  (In thousands)

Cash provided by operating activities                            $ 1,687           $    962
Distributions to partners                                        (1,602)            (1,012)
Contributions from partners                                           27                 26
Additions to oil and gas properties                                 (10)                (2)
                                                                -------            -------
Increase (decrease) in cash                                      $   102           $   (26)
                                                                  ======            ======

Cash provided by operating activities in 1996 was used primarily for distributions to the partners. Future distributions depend on, among other things, continuation of current or higher oil and gas prices and markets for production.

The Limited Partnership has net working capital of $806,000 at December 31, 1996. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) attributable to proved reserves were estimated at 33,000 bbls and 345,000 mcf valued at $2,146,000 in 1996 and 34,000 bbls and 335,000 mcf valued at $1,243,000 in 1995.
The Partnership's oil and gas reserves were revised upward during 1996 based upon the continued performance of the Freddie Aker well.

Results of Operations

1996 Compared to 1995

Oil Revenue

Oil revenue increased $211,000 during 1996 as compared with 1995. The increase is comprised of a 15% increase in production, combined with an increase in the average price from $17.67 per barrel in 1995 to $21.40 per barrel in 1996. The increase in production from 30,712 barrels in 1995 to 35,244 barrels in 1996 is primarily due to increased state allowable production limits partially offset by normal production declines.

Gas Revenue

Gas revenue increased $629,000 during 1996 as compared with 1995. The increase is due to an increase in the average gas price from $1.98 per mcf during 1995 to $3.15 per mcf during 1996 combined with a 28% increase in production. The increase in production from 309,054 mcf in 1995 to 394,446 mcf in 1996 is due to increased state allowable production limits partially offset by normal production declines.

Lease Operating

Lease operating expense increased $8,000 during 1996 as compared with 1995 primarily due to increased maintenance activity during 1996.

Production Taxes

Production taxes increased $33,000 during 1996 as compared with 1995 as a result of increased oil and gas production during 1996.

General and Administrative

General and administrative expenses decreased $10,000 during 1996 as compared with 1995 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $8,000 during 1996 as compared with 1995 due to an increase in capitalized costs during 1996.

1995 Compared to 1994

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

Litigation Settlement

Litigation settlement expense during 1995 represents the costs of a lawsuit settlement which is further discussed in Item 8 - Note 4 of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                               FINANCIAL STATEMENTS:


     Independent Auditors' Report                                                                                11

     Balance Sheets at December 31, 1996 and 1995 -
         May Drilling Partnership 1984-2                                                                         12

     Balance Sheets at December 31, 1996 and 1995 -
         May Limited Partnership 1984-2                                                                          13

     Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994 -
         May Limited Partnership 1984-2                                                                          14

     Statements of Changes in Partners' Capital for the Years Ended December 31,
         1996, 1995 and 1994 -
         May Limited Partnership 1984-2                                                                          15

     Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994 -
         May Limited Partnership 1984-2                                                                          16

     Notes to Financial Statements - May Drilling Partnership 1984-2
         and May Limited Partnership 1984-2                                                                   17-20

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         21


                                           INDEPENDENT AUDITORS' REPORT



To the Partners of May Drilling Partnership 1984-2 and
     May Limited Partnership 1984-2:

We have audited the financial statements of May Drilling Partnership 1984-2 ("General Partnership") and May Limited Partnership 1984-2 ("Limited Partnership") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1996 and 1995, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 1997




                                          MAY DRILLING PARTNERSHIP 1984-2
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                      December 31,                December 31,
                                                                          1996                         1995

ASSETS
Investment in May Limited Partnership 1984-2                              $445                        $296
                                                                           ===                         ===


PARTNERS' CAPITAL
Partners' Capital                                                         $445                        $296
                                                                           ===                         ===







Note: The statements of operations, changes in partners' capital and cash flows for May Drilling Partnership 1984-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with this balance sheet.























                                   The accompanying notes are an integral part of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1984-2
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                      December 31,                December 31,
                                                                          1996                         1995

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $    352                     $   250
     Accrued oil and gas revenues                                                      320                         245
     Due from affiliate                                                                114                          75
     Contributions receivable from general partner                                      32                          27
                                                                                  --------                      ------
              Total                                                                    818                         597
                                                                                   -------                      ------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                 10,369                      10,359
         Less accumulated depletion                                               (10,369)                    (10,359)
                                                                                  -------                     -------
              Net oil and gas properties

TOTAL ASSETS                                                                     $     818                    $    597
                                                                                  ========                     =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $      12                    $     17
                                                                                  --------                     -------

PARTNERS' CAPITAL
     General Partner                                                                   361                         284
     Limited Partner                                                                   445                         296
                                                                                   -------                     -------
              Total                                                                    806                         580
                                                                                   -------                     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $    818                    $    597
                                                                                   =======                     =======
















                                   The accompanying notes are an integral part of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1984-2
                                             STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                         (In thousands, except for Units)



                                                             1996                   1995                  1994
                                                            ------                 ------                -----

REVENUES
     Oil revenue                                                  $    754               $    543              $    575
     Gas revenue                                                     1,242                    613                   862
     Interest income                                                    14                     14                     9
                                                                  --------               --------              --------
              Total                                                  2,010                  1,170                 1,446
                                                                    ------                 ------                ------

COSTS AND EXPENSES
     Lease operating                                                    33                     25                    22
     Production taxes                                                  125                     92                    98
     General and administrative                                         36                     46                    44
     Depletion                                                          10                      2
     Litigation settlement                                                                      7
     Professional services and other                                    10                     10                    12
                                                                  --------               --------              --------
              Total                                                    214                    182                   176
                                                                   -------                -------               -------

NET INCOME                                                         $ 1,796               $    988               $ 1,270
                                                                    ======                =======                ======

ALLOCATION OF NET INCOME:
     General Partner                                              $    569                $   313              $    398
                                                                   =======                 ======               =======
     Limited Partner                                               $ 1,227                $   675              $    872
                                                                    ======                 ======               =======
     Per initial $1,000 Limited Partner
         investment                                                $142.13                $ 78.19               $101.01
                                                                    ======                 ======                ======
     Weighted average initial $1,000 Limited
         Partner investment units outstanding                        8,633                  8,633                 8,633
                                                                    ======                 ======               =======

















                                   The accompanying notes are an integral part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-2
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                  (In thousands)



                                                            General                Limited
                                                            Partner                Partner                Total

BALANCE, December 31, 1993                                           $ 284               $    319              $    603
     Capital contributions                                              26                                           26
     Net income                                                        398                    872                 1,270
     Distributions                                                   (428)                  (894)               (1,322)
                                                                    -----                -------                ------

BALANCE, December 31, 1994                                             280                    297                   577
     Capital contributions                                              27                                           27
     Net income                                                        313                    675                   988
     Distributions                                                   (336)                  (676)               (1,012)
                                                                    -----                -------                ------

BALANCE, December 31, 1995                                             284                    296                   580
     Capital contributions                                              32                                           32
     Net income                                                        569                  1,227                 1,796
     Distributions                                                   (524)                (1,078)               (1,602)
                                                                    -----                 ------                ------

BALANCE, December 31, 1996                                          $  361               $    445              $   806
                                                                     =====                =======               ======
























                                   The accompanying notes are an integral part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-2
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                  (In thousands)



                                                                    1996                   1995                  1994
                                                                   ------                 ------                -----

OPERATING ACTIVITIES:
     Net income                                                    $ 1,796               $    988               $ 1,270
     Adjustment to reconcile net income
         to net cash provided by operating
         activities:
              Depletion                                                 10                      2
                                                                  --------               --------
                  Cash from operations before
                      working capital changes                        1,806                    990                 1,270

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas revenues                                 (75)                   (42)                   101
         Due from affiliate                                           (39)                     11                  (35)
         Accounts payable and accrued
              liabilities                                              (5)                      3                   (1)
                                                                 --------                --------             --------
                  Net cash provided by
                      operating activities                           1,687                    962                 1,335
                                                                    ------                -------                ------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                              (10)                    (2)
                                                                 --------               --------

FINANCING ACTIVITIES:
     Distributions to partners                                     (1,602)                (1,012)               (1,322)
     Contributions from partners                                        27                     26                    23
                                                                  --------               --------              --------
                  Net cash used in financing
                      activities                                   (1,575)                  (986)               (1,299)
                                                                   ------                -------                ------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                              102                   (26)                    36

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR                                                 250                    276                   240
                                                                   -------                -------               -------

     END OF YEAR                                                  $    352               $    250              $    276
                                                                   =======                =======               =======







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

         The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in each year since 1989 and intends to make a repurchase offer in 1997.

         As the General Partnership is the sole limited partner of the Limited Partnership, its results of operations, changes in partners' capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners' capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in partners' capital and cash flows are not presented for the General Partnership.

         Limited Partnership

         The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. As of December 31, 1996, all such contributions had been accrued.

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


                                            1996               1995               1994
                                           ------             ------             -----

Limited Partner                            68.4%              68.6%              68.8%
General Partner                            31.6%              31.4%              31.2%

         Significant Customers

         For the years ended December 31, 1996, 1995 and 1994, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                            1996               1995               1994
                                           ------             ------             -----

Conoco Inc.                                 56%                72%                60%
TXG Gas Marketing                           30%
Koch Oil Company                                                                  20%

         Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

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

         The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.01 in 1996 and 1995, and $-0- in 1994.

         Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1996, 1995 or 1994.

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

         As of December 31, 1996, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from the existing well.

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

         Related Party Transactions

         Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $114,000 and $75,000 as of December 31, 1996 and 1995, respectively. These balances represent net revenues less operating costs and expenses.

         Cash Flows

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         Reclassifications

         Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

         HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $36,000 in 1996, $46,000 in 1995 and $44,000 in 1994.

(3)  INCOME TAXES

         As a result of the differences in the accounting treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1996 and 1995, the income tax bases of the Partnership's oil and gas properties were approximately $6,800 and $4,900, respectively.


(4)  LITIGATION SETTLEMENT

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

Costs Incurred -


                                                                      For the Years Ended December 31,
                                                             1996                   1995                  1994
                                                            ------                 ------                -----
                                                                               (In thousands)

Development costs                                             $10                    $ 2                   $
                                                               ==                     ==

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -


                                                           1996                            1995                            1994
                                                          ------                          ------                          -----
                                           Bbls            Mcf             Bbls            Mcf             Bbls            Mcf

Total Proved Reserves:
     Beginning of period                      34             335              31             280              26             227
     Revisions to previous estimates          34             404              34             364              41             433
     Production                              (35)           (394)            (31)           (309)            (36)           (380)
                                             ---            ----             ---            ----             ---            ----
         End of Period                        33             345              34             335              31             280
                                             ===            ====             ===            ====             ===            ====

Proved Developed Reserves:
         Beginning of period                  34             335              31             280              26             227
                                             ===            ====             ===            ====             ===            ====
         End of period                        33             345              34             335              31             280
                                             ===            ====             ===            ====             ===            ====

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


ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 33.3% of the outstanding units. The general partner of HEP is HEPGP Ltd.


ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.


                                                      PART IV


ITEM 14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.   Financial Statements and Schedules:
              See Index at Item 8.

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


                         MAY DRILLING PARTNERSHIP 1984-2
                         MAY LIMITED PARTNERSHIP 1984-2
                               By:      EDP OPERATING, LTD., GENERAL PARTNER
                               By:      HALLWOOD G.P., Inc.
                                        General Partner



                           By: /s/William L. Guzzetti
                               William L. Guzzetti
                                President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date



/s/Robert S. Pfeiffer           Vice President                February 28, 1997
----------------------                                        -----------------
Robert S. Pfeiffer         (Principal Accounting Officer)


Document:P:\\DOC\MAY84-2K.DOC
                                                       -23-