Form 10-Q
period 1997-06-30
MAY DRILLING PARTNERSHIP 1984-2
filed 1997-08-14
CIK 739646

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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
                                   (Unaudited)
                                 (In thousands)



                                                                                  June 30,               December 31,
                                                                                    1997                        1996



ASSETS

Investment in
     May Limited Partnership 1984-2                                                $250                      $445
                                                                                    ===                       ===



PARTNERS' CAPITAL

Partners' Capital                                                                  $250                      $445
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


                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,                December 31,
                                                                           1997                        1996



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $    299                 $      352
     Accrued oil and gas sales                                                178                        320
     Due from affiliate                                                                                  114
     Contributions receivable from general partner                                                        32
                                                                              ---                        ---
              Total                                                           477                        818
                                                                              ---                        ---



OIL AND GAS PROPERTIES, using the   full cost method of
     accounting                                                            10,436                     10,369
        Less accumulated depletion                                        (10,382)                   (10,369)
                                                                          --------                   --------
              Net oil and gas properties                                       54
                                                                          --------                   --------


TOTAL ASSETS                                                            $     531                 $      818
                                                                         ========                  =========



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                          $       10                 $       12
     Due to affiliate                                                          27
                                                                              ---                        ---
              Total                                                            37                         12
                                                                               --                         --


PARTNERS' CAPITAL

     General partner                                                          244                        361
     Limited partner                                                          250                        445
                                                                              ---                        ---

              Total                                                           494                        806
                                                                              ---                        ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $     531                  $     818
                                                                         ========                   ========









                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Three Months Ended June 30,
                                                                            1997                      1996
                                                                           -----                      ----

REVENUES
     Oil revenue                                                        $     98                    $    169
     Gas revenue                                                             139                         259
     Interest                                                                  6                           4
     Other                                                                     9
                                                                             ---                        ----
              Total                                                          252                         432
                                                                             ---                         ---


COSTS AND EXPENSES
     Lease operating                                                          12                           8
     Production taxes                                                         18                          28
     General and administrative                                                6                          11
     Depletion                                                                13
     Professional services and other                                           2                           2
                                                                             ---                          --
              Total                                                           51                          49
                                                                              --                          --



NET INCOME                                                              $    201                    $    383
                                                                         =======                     =======

ALLOCATION OF NET INCOME:

     General Partner                                                   $      66                    $    122
                                                                        ========                     =======
     Limited Partner                                                    $    135                    $    261
                                                                         =======                     =======


         Per initial $1,000 limited partner investment                   $ 15.64                     $ 30.23
                                                                          ======                      ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                 8,633                       8,633
                                                                           =====                       =====









                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         For the Six Months Ended June 30,
                                                                            1997                      1996
                                                                            -----                     ----
REVENUES
     Oil revenue                                                         $    255                   $    365
     Gas revenue                                                              394                        691
     Interest                                                                   9                          7
     Other                                                                      9
                                                                              ----                     -----
              Total                                                           667                      1,063
                                                                              ---                      -----

COSTS AND EXPENSES

     Lease operating                                                           24                         16
     Production taxes                                                          44                         63
     General and administrative                                                14                         21
     Depletion                                                                 13
     Professional services and other                                            7                          6
                                                                              ---                         --
              Total                                                           102                        106
                                                                              ---                        ---



NET INCOME                                                               $    565                   $    957
                                                                          =======                    =======


ALLOCATION OF NET INCOME:

     General Partner                                                     $    184                   $    303
                                                                           =======                    =======

     Limited Partner                                                     $    381                   $    654
                                                                          =======                    =======



         Per initial $1,000 limited partner investment                    $ 44.13                    $ 75.76
                                                                           ======                     ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                  8,633                      8,633
                                                                            =====                      =====










                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                         For the Six Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----


OPERATING ACTIVITIES:
     Net income                                                         $    565                   $    957
     Adjustment to  reconcile  net  income  to net cash
       provided  by  operating activities:

         Depletion                                                            13
                                                                             ---                       ----
              Cash from operations before working
                  capital changes                                            578                        957

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas sales                                           142                          5
         Due from affiliate                                                  114                        (54)
         Accounts payable and accrued liabilities                             (2)                        (6)
         Due to affiliate                                                     27
                                                                             ----                       ----

              Net cash provided by operating activities                      859                        902
                                                                             ---                        ---

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                     (67)
                                                                             ----                       ---

FINANCING ACTIVITIES:
     Distributions to partners                                              (877)                      (921)
     Contributions from general partner                                       32                         27
                                                                             ---                        ---
              Net cash used in financing activities                         (845)                      (894)
                                                                            ----                       ----

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        (53)                         8

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                            352                        250
                                                                             ---                        ---
     Balance, end of period                                             $    299                   $    258
                                                                         =======                    =======







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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Cash provided by operating activities totaled $859,000 for the six months ended June 30, 1997, and $877,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $170,000, payable $116,000 to May Drilling Partnership 1984-2 partners and $54,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to the Second Quarter 1996

Oil Revenue

Oil revenue decreased $71,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in the average oil price. Oil production decreased 38% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average oil price decreased from $20.81 per barrel in 1996 to $19.38 per barrel in 1997.

Gas Revenue

Gas revenue decreased $120,000 for the second quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in the average gas price combined with a decrease in production. Gas production decreased 40% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average gas price decreased from $2.74 per mcf in 1996 to $2.49 per mcf in 1997.

Interest

Interest income increased $2,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to an increase in the average cash balance.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense increased $4,000 during the second quarter of 1997 as compared with the same period in 1996 due to increased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $10,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due to the decreased oil and gas production previously discussed.

General and Administrative

General and administrative expense decreased $5,000 for the second quarter of 1997 as compared to the corresponding period in 1996 as a result of a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $13,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as a result of higher capitalized costs during 1997.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $110,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $19.89 per barrel in 1996 to $21.28 per barrel in 1997. Oil production decreased 35% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $297,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 38% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.27 per mcf in 1996 to $3.03 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $1,000 during the first six months of 1997 as compared with the same period during 1996 primarily due to the timing of these expenses.

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


                                   MAY DRILLING PARTNERSHIP 1984-2
                                   MAY LIMITED PARTNERSHIP 1984-2

                                   By:   EDP OPERATING, LTD.,
                                          General Partner

                                          By:  HEPGP LTD.,
                                          General Partner

                                          By:  HALLWOOD G. P., INC.,
                                           General Partner



Date:   August 11, 1997                    By:    Robert S. Pfeiffer
       -------------------------              ------------------------
                                             Robert S. Pfeiffer, Vice President
                                               (Principal Accounting Officer)