Form 10-Q
period 1998-09-30
MAY DRILLING PARTNERSHIP 1984-2
filed 1998-11-12
CIK 739646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                              September 30,              December 31,
                                                                                   1998                      1997

ASSETS
Investment in May Limited Partnership 1984-2                                      $ 102                     $ 320
                                                                                   ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                 $ 102                     $ 320
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



                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,            December 31,
                                                                          1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $    172                $    286
    Accrued oil and gas sales                                                67                     192
    Due from affiliate                                                       42                     106
    Contributions receivable from general partner                                                    35
                                                                     ----------                --------
         Total                                                              281                     619
                                                                        -------                 -------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       10,442                  10,442
       Less accumulated depletion                                       (10,423)                 (10,409)
                                                                         ------                   ------
         Net oil and gas properties                                          19                      33
                                                                       --------                --------

TOTAL ASSETS                                                           $    300                $    652
                                                                        =======                 =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                          $      11               $      14
                                                                       --------                --------

PARTNERS' CAPITAL
    General partner                                                         187                     318
    Limited partner                                                         102                     320
                                                                        -------                 -------
         Total                                                              289                     638
                                                                        -------                 -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $    300                $    652
                                                                        =======                 =======




















     The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Three Months Ended September 30,
                                                                         1998                       1997

REVENUES
   Gas revenue                                                        $     82                    $    185
   Oil revenue                                                              42                         126
   Interest                                                                  3                           3
                                                                     ---------                   ---------
         Total                                                             127                         314
                                                                       -------                     -------

COSTS AND EXPENSES
   Lease operating                                                           6                          10
   Production taxes                                                          9                          21
   General and administrative                                                8                           8
   Depletion                                                                 4                          17
   Professional services and other                                           3                           3
                                                                     ---------                   ---------
         Total                                                              30                          59
                                                                      --------                    --------

NET INCOME                                                            $     97                    $    255
                                                                       =======                     =======

ALLOCATION OF NET INCOME:

    General Partner                                                  $      32                   $      84
                                                                      ========                    ========

    Limited Partner                                                  $      65                    $    171
                                                                      ========                     =======

       Per initial $1,000 limited partner
         investment                                                   $   7.53                     $ 19.81
                                                                       =======                      ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                            8,633                       8,633
                                                                        ======                      ======

















     The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Nine Months Ended September 30,
                                                                         1998                       1997

REVENUES
   Gas revenue                                                        $    311                    $    579
   Oil revenue                                                             154                         381
   Interest                                                                 10                          12
   Other                                                                                                 9
                                                                    ----------                   ---------
         Total                                                             475                         981
                                                                       -------                     -------

COSTS AND EXPENSES
   Lease operating                                                          24                          34
   Production taxes                                                         33                          65
   General and administrative                                               22                          22
   Depletion                                                                14                          30
   Professional services and other                                          10                          10
                                                                      --------                    --------
         Total                                                             103                         161
                                                                       -------                     -------

NET INCOME                                                            $    372                    $    820
                                                                       =======                     =======

ALLOCATION OF NET INCOME:

    General Partner                                                   $    122                    $    268
                                                                       =======                     =======

    Limited Partner                                                   $    250                    $    552
                                                                       =======                     =======

       Per initial $1,000 limited partner
         investment                                                    $ 28.96                     $ 63.94
                                                                        ======                      ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                            8,633                       8,633
                                                                        ======                      ======

















     The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Nine Months Ended September 30,
                                                                          1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $    372                   $    820
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                          14                         30

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             125                        125
      Due from affiliate                                                     64                         22
      Accounts payable and accrued liabilities                               (3)                        (1)
      Due to affiliate
                                                                    -----------
              Net cash provided by operating activities                     572                        996
                                                                        -------                    -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                                (72)
                                                                    -----------                   --------

FINANCING ACTIVITIES:
      Distributions to partners                                            (721)                    (1.047)
      Contributions from general partner                                     35                         32
                                                                       --------                   --------
              Net cash used in financing activities                        (686)                   ( 1,015)
                                                                        --------                   -------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (114)                       (91)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                         286                        352
                                                                        -------                    -------

       Balance, end of period                                          $    172                   $    261
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
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $572,000 for the nine months ended September 30, 1998, and $721,000 was distributed to partners. A distribution payable to partners of record as of September 30, 1998 was declared in October 1998. The distribution amount is $114,000 payable $77,748 to May Drilling Partnership 1984-2 partners and $36,252 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Year 2000 Update

General.  The Year 2000  problem  has  arisen  because  many  existing  computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Partnership's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment phase has been substantially completed and has identified the Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Partnership for reservoir engineering must be updated or replaced. The inventory phase of the Plan is currently underway and is expected to be completed by December 31, 1998. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Partnership has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Partnership's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Partnership's Non IT systems, the Partnership believes that most of these systems can be brought into compliance on schedule. The Partnership's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Partnership is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation. Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Partnership's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, cash flow or financial condition. Although the Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Partnership. The Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Partnership's Year 2000 Plan is expected to significantly reduce the Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

Third Quarter 1998 Compared to Third Quarter 1997

Gas Revenue

Gas revenue decreased $103,000 during the third quarter of 1998 compared to the third quarter of 1997 due to a decrease in production and a decrease in the average gas price. Gas production decreased 47% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price decreased from $2.71 per mcf in 1997 to $2.27 per mcf in 1998.

Oil Revenue

Oil revenue decreased $84,000 in the third quarter of 1998 compared to the third quarter of 1997 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 47% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price decreased from $19.24 per barrel in 1997 to $12.21 per barrel in 1998.

Lease Operating

Lease operating expense decreased $4,000 during the third quarter of 1998 compared to the third quarter of 1997 due to decreased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $12,000 during the third quarter of 1998 compared to the third quarter of 1997 due to decreased production previously discussed.

Depletion

Depletion expense decreased $13,000 during the third quarter of 1998 compared to the third quarter of 1997 due to a lower depletion rate resulting from the decrease in production previously discussed.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

The comparisons for the nine months ended September 30, 1998 and the nine months ended September 30, 1997 are consistent with those discussed in the third quarter 1998 compared to the third quarter of 1997 except for the following:

Gas Revenue

Gas revenue decreased $268,000 during the first nine months of 1998 compared to the corresponding period in 1997 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 38% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $2.92 per mcf in 1997 to $2.52 per mcf in 1998.

Oil Revenue

Oil revenue decreased $227,000 during the first nine months of 1998 compared to the corresponding period in 1997 due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $20.56 per barrel in 1997 to $13.46 per barrel in 1998. Oil production decreased __% due to increased rates of water production on the Freddie Aker #1 well.

Interest

Interest income decreased $2,000 during the first nine months of 1998 compared to the first nine months of 1997 due to a lower average cash balance during 1998.

Other

Other income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

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

                                    MAY DRILLING PARTNERSHIP 1984-2
                                    MAY LIMITED PARTNERSHIP 1984-2

                                    By:  EDP OPERATING, LTD.,
                                         General Partner

                                         By:  HEPGP Ltd.,
                                              General Partner

                                         By:  HALLWOOD G. P., INC.,
                                              General Partner



Date:  November 9, 1998                  By: /s/Thomas J. Jung
                                             Thomas J. Jung, Vice President
                                             (Principal Accounting Officer)