Form 10-Q
period 1999-06-30
MAY DRILLING PARTNERSHIP 1984-2
filed 1999-08-12
CIK 739646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

  4610 South Ulster Street Parkway
             Suite 200
          Denver, Colorado                                                 80237
  (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                                 June 30,                December 31,
                                                                                   1999                      1998

ASSETS
   Investment in May Limited Partnership 1984-2                                    $  1                      $ 77
                                                                                    ===                       ===


NET ASSETS IN LIQUIDATION                                                          $  1                      $ 77
                                                                                    ===                       ===






NOTE:The statements of operations, changes in net assets in liquidation, and cash flows for May Drilling Partnership 1984-2 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with these statements of net assets in liquidation. The May Limited Partnership 1984-2 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.


























                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                       June 30,               December 31,
                                                                         1999                     1998

ASSETS
    Cash and cash equivalents                                         $      81                $    162
    Accrued oil and gas sales                                                47                      61
    Due from affiliate                                                       19                      30
    Contributions receivable from general partner                                                    17

OIL AND GAS PROPERTIES
    At estimated net realizable value                                        92                      92
                                                                       --------                --------

TOTAL ASSETS                                                                239                     362
                                                                        -------                 -------

LIABILITIES
    Accounts payable and accrued liabilities                                 10                      14
    Deferred appreciated gain on oil and gas properties                      83                      77
                                                                       --------                --------

NET ASSETS IN LIQUIDATION                                              $    146                $    271
                                                                        =======                 =======





























                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                        THREE MONTHS ENDED JUNE 30, 1999
        STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                        1998
                                                                         ----                        ----

REVENUES
   Gas revenue                                                       $      52                   $      96
   Oil revenue                                                              26                          46
   Interest                                                                  1                           4
                                                                     ---------                   ---------
         Total                                                              79                         146
                                                                      --------                     -------

COSTS AND EXPENSES
   Lease operating                                                           9                           9
   Production taxes                                                          5                          12
   General and administrative                                                6                           6
   Depletion                                                                 3                           4
   Professional services and other                                           5                           2
                                                                     ---------                   ---------
         Total                                                              28                          33
                                                                      --------                    --------

NET INCOME FROM OPERATIONS                                                  51                    $    113
                                                                                                   =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     208

DISTRIBUTIONS TO PARTNERS                                                 (113)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                      $    146
                                                                       =======

ALLOCATION OF NET INCOME:

    General Partner                                                                              $      38
                                                                                                  ========

    Limited Partner                                                                              $      75
                                                                                                  ========

       Per initial $1,000 limited partner
         investment                                                                                $  8.69
                                                                                                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        8,633









                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                         SIX MONTHS ENDED JUNE 30, 1999
         STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                        1998
                                                                         ----                        ----

REVENUES
   Gas revenue                                                       $      97                    $    229
   Oil revenue                                                              52                         112
   Interest                                                                  3                           7
                                                                     ---------                   ---------
         Total                                                             152                         348
                                                                       -------                     -------

COSTS AND EXPENSES
   Lease operating                                                          14                          18
   Production taxes                                                         11                          24
   General and administrative                                               14                          14
   Depletion                                                                 6                          10
   Professional services and other                                           9                           7
                                                                      --------                   ---------
         Total                                                              54                          73
                                                                      --------                    --------

NET INCOME FROM OPERATIONS                                                  98                    $    275
                                                                                                   =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     271

DISTRIBUTIONS TO PARTNERS                                                 (223)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                      $    146
                                                                       =======

ALLOCATION OF NET INCOME:

    General Partner                                                                              $      90
                                                                                                  ========

    Limited Partner                                                                               $    185
                                                                                                   =======

       Per initial $1,000 limited partner
         investment                                                                                 $21.43

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        8,633









                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)



OPERATING ACTIVITIES:
    Net income                                                                                    $    275
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                                                     10

Changes in assets and liabilities provided (used) cash:
    Accrued oil and gas sales                                                                          113
    Due from affiliate                                                                                  58
    Accounts payable and accrued liabilities                                                            (5)
                                                                                                 ---------
              Net cash provided by operating activities                                                451
                                                                                                   -------

FINANCING ACTIVITIES:
      Distributions to partners                                                                       (509)
      Contributions from general partner                                                                35
              Net cash used in financing activities                                                   (474)
                                                                                                   -------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                                   (23)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                                    286

       Balance, end of period                                                                     $    263
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

The financial statements presented are those of May Limited Partnership 1984-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through September 8, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                                June 30,       December 31,
                                                                   1999           1998

Appreciation of oil and gas properties                             $ 83           $ 77
Deferral of appreciated gain on oil and gas properties              (83)           (77)

The Company has received a fair market appraisal of its properties. When the appraised value is compared to the historical net carrying value of the Limited Partnership's oil and gas properties, there is an appreciation of $83,000 and $77,000 at June 30, 1999 and December 31, 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at June 30, 1999 and December 31, 1998.

The statements of operations for the three months and the six months ended June 30, 1998, and cash flows of the Limited Partnership for the six months ended June 30, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

After  September  8, 1999,  the  general  partner  will  proceed to wind-up  the
Drilling Partnership and the Limited Partnership. This process includes preparing a final accounting, paying the liabilities of the Partnerships, and making a liquidating distribution in accordance with the capital accounts of the partners. The Limited Partnership owns a minority interest in one well. The general partner anticipates that it will distribute any cash remaining after the payment of liabilities, and will assign working interests in the well to the partners.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership distributed $113,000 to partners during the first six months of 1999. A distribution payable to partners of record as of June 30, 1999 was declared in July 1999. The distribution amount is $75,000 payable $51,075 to May Drilling Partnership 1984-2 partners and $23,925 to the general partner.

Issues Related to the Year 2000

Although the Limited Partnership will most likely be liquidated prior to the Year 2000, it is continuing to pursue its Year 2000 Plan so that it will be prepared, if necessary, to address Year 2000 problems.

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Limited Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Limited Partnership's Year 2000 Plan (the "Plan") has four phases:
(i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, the Limited
Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory plans have been substantially completed and have assessed and identified the Limited Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Limited Partnership for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by August 31, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Limited Partnership has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Limited Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Limited Partnership's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Limited Partnership's Non IT systems, the Limited Partnership believes that most of these systems can be brought into compliance on schedule. The Limited Partnership's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Limited Partnership is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated  Costs.  Although  it is  difficult  to  estimate  the total  costs of implementing the Plan through January 1, 2000 and beyond, the Limited Partnership's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Limited Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Limited Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Limited Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Limited Partnership's results of operations, cash flow or financial condition. Although the Limited Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Limited Partnership. The Limited Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Limited Partnership's Year 2000 Plan is expected to significantly reduce the Limited Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Limited Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Limited Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Limited Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Limited Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Limited Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Limited Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Limited Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Limited Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Limited Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

Second Quarter 1999 Compared to Second Quarter 1998

Gas Revenue

Gas revenue decreased $44,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a decrease in production partially offset by an increase in the average gas price. Gas production decreased 47% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.66 per mcf in 1998 to $2.70 per mcf in 1999.

Oil Revenue

Oil revenue decreased $20,000 in the second quarter of 1999 compared to the second quarter of 1998 as a result of a decrease in production partially offset by an increase in the average oil price. Oil production decreased 47% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price increased from $13.19 per barrel in 1998 to $14.73 per barrel in 1999.

Interest

Interest income decreased $3,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a lower average cash balance during 1999.

Production Taxes

Production taxes decreased $7,000 during the second quarter of 1999 compared to the second quarter of 1998 due to decreased production previously discussed.

Depletion

Depletion expense decreased $1,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a lower depletion rate resulting from the decrease in production previously discussed.

Professional Services and Other

Professional services and other expense increased $3,000 during the second quarter of 1999 compared to the second quarter of 1998 due to an increase in numerous miscellaneous items, none of which is individually significant.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

The comparisons for the six months ended June 30, 1999 and the six months ended June 30, 1998 are consistent with those discussed in the second quarter 1999 compared to the second quarter of 1998 except for the following.

Gas Revenue

Gas revenue decreased $132,000 during the first six months of 1999 as compared to the corresponding period in 1998 due to a decrease in production combined with a decrease in price. Gas production decreased 53% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $2.62 per mcf in 1998 to $2.35 per mcf in 1999.

Oil Revenue

Oil revenue decreased $60,000 during the first six months of 1999 as compared to the corresponding period in 1998 due to a decrease in production, and a decrease in the average oil price. The average oil price decreased from $14.00 per barrel in 1998 to $12.73 per barrel in 1999. Oil production decreased 49% due to increased rates of water production on the Freddie Aker #1 well.

Lease Operating

Lease operating expense decreased $4,000 during the second quarter of 1999 compared to the second quarter of 1998 due to decreased maintenance activity on the Freddie Aker #1.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1998.


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

                                  MAY DRILLING PARTNERSHIP 1984-2
                                  MAY LIMITED PARTNERSHIP 1984-2

                                  By:  EDP OPERATING, LTD.,
                                          General Partner

                                        By:  HEPGP Ltd.,
                                             General Partner

                                        By:  HALLWOOD G. P., INC.,
                                                General Partner



Date:  August 5, 1999                   By:  Thomas J.Jung
                                             Thomas J. Jung, Vice President
                                             (Principal Accounting Officer)